Form 10-K
period 2018-04-30
Arazu, Inc
filed 2018-09-19
CIK 1607721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended April 30, 2018
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-221327

ARAZU INCORPORATED

(Exact name of registrant as specified in its charter)

Utah	XX-XXXXXX
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Office, 23 Barton Road, Market Bosworth Warwickshire, England CV13 0LQ UK	84020
(Address of principal executive offices)	(Zip Code)

01455-290363

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Our common stock has not yet been cleared for trading by FINRA. Accordingly, the aggregate market value of the common stock of Arazu Incorporated held by non-affiliates as of October 31, 2017 was not determinable.

As of August 27, 2018, we had 31,209,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

3

PART I

ITEM 1. BUSINESS.

Company History

We were incorporated in the state of Florida on March 3, 2014, to be a U.S. distributor of products for ExactRep Limited, a company located in the U.K that designs and creates aftermarket motorcycle add on parts and accessories for motorcycle enthusiasts seeking to customize their motorcycle. Our Chief Executive Officer has been the accountant for ExactRep for more than ten (10) years.

Our principal executive office is located at 23 Barton Road, Market Bosworth, Warwickshire, England CV13 0LQ, and our telephone number is (407) 745-1751. Our corporate website is located at www.Arazuinc.com and our retail website is located at www.replicamotorcycleparts.com. Information contained in, or accessible through, our website does not constitute part of this prospectus.

We have not been involved in a bankruptcy receivership or similar proceeding. Additionally, we have not been involved in a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

During the fiscal years ending April 30, 2018 and 2017, we had limited operating activities. Also during the fiscal years ending April 30, 2018 and 2017, we had revenues of $7,824 and $8,694, respectively. For the fiscal years ended April 30, 2018 and 2017, we had a net loss of $538,084 and $147,934, respectively.

Our independent registered public accounting firm has issued an audit opinion for our Company which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We do not own physical properties.

We are not a blank check registrant, as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company. Since inception, our monthly burn rate has been approximately $8,500 per month. As we further implement our business plan, we estimate our burn rate will significantly increase to approximately $35,000 per month. The increase in our burn rate is expected to be due to increased regulatory compliance costs, and operations and marketing costs associated with the further implementation of our business plan. We estimate that without related party loans or sales of the Company’s securities to fund operations, existing cash and cash equivalents are insufficient to fund current operations beyond December 31, 2018.

Neither management nor our shareholders have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger, change of control, or similar transaction.

4

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

•	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

•	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

•	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

•	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

Business

We are the U.S. distributor for ExactRep Limited, a U.K. company engaged in designing, developing, manufacturing and commercializing aftermarket motorcycle parts, customized add-ons and accessories. ExactRep sells products directly to consumers in Europe, Thailand, Japan, Russia, South America, and the U.S.

We intend to target sales of our products to motorcycle enthusiasts seeking: (i) aftermarket customized add-on motorcycle parts, and accessories with innovative styling and custom features, and (ii) other motorcycle related products such as clothing and backpacks. We intend to sell these products through our retail website. To date, we have no generated revenues from the sale of our products.

Initially, the Company’s sole executive officer Paul Clewlow who resides in the United Kingdom, will manage the Company’s day-to-day operations which initially will be primarily online. In addition, the Company will utilize the services of (4) part-time employees and various contractors who assist Mr. Clewlow in the United States and the United Kingdom.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) identifying the portfolio of aftermarket motorcycle related products we will sell; (iv) identifying the methods of shipment and delivery methods for the products; (v) negotiating and entering into an agreement with ExactRep to sell its products in the U.S.; (vi) creating the content and design for our corporate and retail websites; (vii) creating and developing the branding campaign for the ExactRep products we will sell; and (viii) registering as a presenter at the American International Motorcycle Expo in Orlando, Florida.

5

Our Strategy

Our goal is to become a recognized distributor of aftermarket motorcycle customized parts and accessories, in the U.S. In order to accomplish our business objectives, we plan to execute the following strategies:

•	Commercialize the ExactRep Brand Name. We plan to develop recognition of ExactRep Motorcycle Parts brand as a reliable source of aftermarket add on customized motorcycle parts and accessories in the U.S. We introduced our first product catalogue in October 2014 which was available through our retail website;

•	Develop Sales and Marketing. We plan to focus our sales and marketing efforts towards developing our retail products and website, building brand awareness and identifying strategic marketing opportunities, such as our plans to partner with one of the East Coasts largest Motorcycle Retail spaces and to develop our own brand of motorcycle parts through their store. We have also exhibited at the American International Motorcycles Expo in Orlando, Florida during October 2014 and intend to present there again in 2018. Furthermore, our intentions are to participate in leading consumer and dealer trade shows and motorcycle rallies where our products can be displayed and engage in other advertising activities to develop our brand name.

•	Become a Reliable Internet Distribution Source of Novelty Motorcycle Parts and Accessories. We will develop a trusted, reliable and user friendly retail website where consumers can purchase their motorcycle products and accessories online by browsing an aesthetically appealing product catalogue.

Our Agreement with ExactRep

On March 16, 2014 and as amended on July 21. 2014, we entered into an agreement with ExactRep Limited, a company formed under the laws of the U.K., to become the exclusive distributor of their products in the U.S. for a period of ten (10) years. ExactRep was obligated to pay us a monthly fee of $15,000 for a period of six (6) months to develop the U.S. branding campaign, of which $45,000 was paid. In August 2014, we moved to a model of greater revenue share in exchange for foregoing the final $45,000.

We completed development of our corporate website at www.Arazuinc.com in May of 2015 and continue to update our shareholders through this corporate web space. Our retail website, which can be found at www.motorcyclespecialistparts.com is a streamlined and informative site where the motorcycle enthusiast and our consumers are able to find information about the motorcycle aftermarket parts industry, and review product specs, details, and photos. This site essentially serves as a “nuts and bolts” information source about the industry and our products.

We sell our retail products at our website at www.motorcyclespecialistparts.com. We provide website visitors with information about the motorcycle industry and trends, ExactRep brand, and our products. Our plan is to further organize and classify information about the motorcycle industry, our products, and ExactRep brand by separating information between our corporate website and retail website, in order to pull in more web traffic and widen our sales demographics. Both sites will send traffic to and from each other, increasing our overall web traffic. This provides our customers with the opportunity to investigate our company and products to the extent and depth they choose to, as opposed to presenting it all in a single large site. We will monitor visitors to our sites using Google Analytics. These statistics will show traffic and visitor information. We will incorporate various popular social media pages and sharing abilities to increase our awareness and market penetration. We intend to “like” and “share” social media pages of other motorcycle personalities, enthusiast groups, and manufacturer pages for the products we sell.

Each product we sell on our retail website will be selected by Paul Clewlow, with the assistance of ExactRep’s staff. Our products are and in the future will continue to be identified by Mr. Clewlow based upon suggestions from ExactRep. The site will feature our logo and slogan along with a product catalogue and shopping cart.

Our website currently offers approximately 100 products which include aluminum, chrome and other aesthetic add on parts and accessories for Yamaha, Kawasaki, Suzuki, Harley Davidson, and Triumph motorcycles.

•	Exhausts

•	Headlights & Brakelights

•	Engine Covers
6

•	Mirrors

•	Hubcaps and wheel covers

•	Motorcycle Seats & Covers

•	Kickstands

•	Handlebars & Handlebar Covers

•	Fuel tanks

•	Fog Lamps

•	Tuning Kits

•	Clutch Plates

•	Motorcycle Racks/Sissy bags

•	Fork Springs

•	Exhaust & Exhaust Pipe Covers

•	Radiator Covers

Payment

All purchases through our retail website will be processed through Paypal or Mastercard, Visa, or American Express.

Shipping

Customers placing orders on our retail website, pay shipping costs of the item. Retail orders will be shipped within fifteen (15) days from ExactRep’s facility in the United Kingdom to the customer using DHL, Federal Express (“FedEx”), or other established freight shipping services.

Branding and Marketing

Our core marketing strategy is to brand “ExactRep’s Replica Parts” brand for those seeking aftermarket add-on parts and to improve the "personalized look" of their motorcycle. We believe that our marketing mix of internet, social media, print, and event promotions providing coupons along with sample products is an optimal strategy to generate product sales and marketing.

Our online marketing efforts are designed to attract visitors to our websites, convert visitors into purchasing customers and encourage repeat purchases among our existing customer base. By populating our websites with compelling and interesting pictures and compelling content we encourage our shoppers to share our brand among their social networks

We use a variety of online marketing methods to attract visitors, including:

•	paid search advertising

•	search engine optimization

•	affiliate programs
7

•	e-mail marketing

•	inclusion in online shopping engines

•	in-site promotions for discounted purchases of our products

•	cross-selling opportunities by displaying complementary and related products available for sale throughout the purchasing process.

•	targeted e-mails about specific promotions, to increase customer awareness of our products.

•	Social media memberships and identifying with groups of general motorcycle and motorcycle customization enthusiasts.

The development of our branding and marketing program is overseen by our sole officer and director, Paul Clewlow who has worked with ExactRep as their accountant for the past ten (10) years. Mr. Clewlow developed the slogan “Bringing U.K. Markets Closer to America” which will be used in the marketing of the products we sell.

Agreement with Ditto Media Solutions & Jon Spruce

We entered into an agreement dated July 14, 2014, with Ditto Media Solutions a company formed under the laws of the United Kingdom to develop our retail website in exchange for 2,100,000 shares of our common stock.

The agreement covered the design, development and operation of our website and online retail arm. The online shop was completed in 2015 and has been processing orders and payments since then.

Jon Spruce, the director of Ditto Media was subsequently contracted directly to handle the day to day operation of the online retail operation in May 2017. This included updating the website with the stock levels of products, processing incoming orders, ensuring goods are dispatched in a timely manner and ensuring that invoices from suppliers are correct.

Customers

We believe the customers for our replica motorcycle parts will be males between the ages of 30 and 55 who earn between $25,000 and $85,000 and reside in the United States based upon research performed by Paul Clewlow, our sole officer and director. Mr. Clewlow conducts research on the internet, uses sales reviews, as well as other information of ExactRep, to determine which products we will sell.

Return and Refund Policy

We will exchange any product found to be defective. A written exchange request must be submitted when a customer returns defective or damaged product. Purchasers can apply for refund in full amount of purchased products within ten (10) days of purchase. If the purchasers are not satisfied with our products for any reason, they can return products and request for an exchange. All shipping fees for product exchanges or returns must be paid by purchaser.

.

Market

The U.S. motorcycle market was approximately $21.5 billion in 2017. We operate in the aftermarket parts market, a subset of the U.S. motorcycle market. The following are key industry highlights:

Large and Stable Market Opportunity

According to Powersports Business, demand for aftermarket motorcycle parts has increased steadily since 2002 and is driven by the dramatic increase in ridership in the United States.

Extended Life of Motorcycles

We believe that improvements in technology and overall motorcycle quality have extended the useful life of motorcycles, which has further increased demand for aftermarket products due to their attractive value proposition.

Increased Usage of Aftermarket Products

Usage of aftermarket products has experienced steady growth over the last decade. We believe there are several industry dynamics that have contributed to the demand for aftermarket products, including increased ridership, favorable price points relative to OEM replacement products, shorter part delivery time and higher profit margins for the repair shops that utilize aftermarket products.

Due to the extreme growth in the aftermarket motorcycle parts industry, a significant number of start-ups are getting into the business. However, most lack the relationships, experience and resources to be successful. One of the most daunting challenges any company faces is being able to manufacture, produce and effectively market their products for their product sales initiatives.

Competition

The aftermarket motorcycle parts industry is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of our products and their enhancements, their functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the aftermarket motorcycle parts market, we expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to fashion changes and have greater resources for the development and promotion of their products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

We have (1) full-time employee, our sole officer and director, Paul Clewlow, who oversees our day to day operations, and (4) part-time employees who assist us on an as needed basis.

None of our employees are employed under a collective bargaining agreement. We believe we have an excellent relationship with our employees and independent contractors.

We intend to hire additional employees and independent contractors on an as needed basis.

Available Information

Arazu is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-221327. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are made available by Paul Clewlow, our Chief Executive Officer. To date, we have not paid any rent to Mr. Clewlow for our 500 square foot office located at The Office, 23 Barton Road, Market Bosworth, Warwickshire, England CV13 0LQ U.K. Additionally, Mr. Clewlow provides all office related equipment and communication lines. If we obtain sufficient financing, we intend to find an alternative office facility and enter a long-term office lease at prevailing market rates.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

From time to time, we may also become a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have filed an application for a new symbol with FINRA and are awaiting our symbol. We had approximately 39 registered holders of our common stock as of April 30, 2018. Registered holders do not include those stockholders whose stock has been issued in street name. Our stock is not yet quoted on an exchange but the last price per share offered to investors was $0.05 per share.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On May 10, 2017, we sold an aggregate of 120,000 shares of our common stock to 3 investors for the price of $0.05 per share or an aggregate of $6,000.

On May 16, 2017, we sold an aggregate of 45,000 shares of our common stock to 4 investors for the price of $0.05 per share or an aggregate of $2,250.

On June 7, 2017, we sold an aggregate of 40,000 shares of our common stock to 4 investors for the price of $0.05 per share or an aggregate of $2,000.

On June 15, 2017, we issued 10,000,000 shares of our common stock to the Company’s Chief Executive Officer in exchange for services provided to the Company. We valued the shares at $0.01 per share or $100,000.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Arazu will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We are an emerging growth aftermarket motorcycle parts seller and distributor and the U.S. distributor of products for ExactRep Limited, a company located in the U.K that designs and creates aftermarket motorcycle add-on parts and accessories for motorcycle enthusiasts seeking to customize their motorcycle. Our principal sources of revenue are expected to be from the sales and distribution of motorcycle parts. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended April 30, 2018 and 2017.

Revenues. Net revenues for the fiscal years ended April 30, 2018 and 2017 were $7,824 and $8,694, respectively.

Cost of Sales. Cost of sales for the fiscal years ended April 30, 2018 and 2017 were $7,807 and $2,612, respectively.

Officer compensation. Officer compensation for the fiscal years ended April 30, 2018 and 2017 were $220,000 and $120,000, respectively. On June 15, 2017, the Company issued 10,000,000 shares of its common stock to the Company’s chief executive officer for prior services rendered to the Company. The $100,000 agreed value ($0.01 per share) of the 10,000,000 shares of common stock was expensed on the statement of operations.

Consulting fees. Consulting fees for the fiscal years ended April 30, 2018 and 2017 were $224,000 and $6,500, respectively. During the year ended April 30, 2018, the Company entered into several consulting contracts which increased the consulting fees expense.

Professional fees. Professional fees for the fiscal years ended April 30, 2018 and 2017 were $45,850 and $17,600, respectively. The Company expects professional and accounting fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Other general and administrative expenses. Total other general and administrative expenses for the fiscal years ended April 30, 2018 and 2017 were $1,900 and $4,113, respectively.

Other income (expenses). Total other expenses for the fiscal years ended April 30, 2018 and 2017 were $46,351 and $5,803, respectively. These expenses consist mainly of interest expenses on notes payable and the amortization of debt discounts.

Net Income (Loss). Net loss for the fiscal year ended April 30, 2018 was $538,084 compared to net loss of $147,934 for the fiscal year ended April 30, 2017.

Liquidity and Capital Resources

As of April 30, 2018, our working capital deficit of $836,346 was comprised of total current assets of $137 and total current liabilities of $836,483. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from advances from related parties.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of April 30, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1b. to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

We expect to generate revenue pursuant to our new business plan and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

Net cash used in operating activities was $67,905 during the fiscal year ended April 30, 2018, with a net loss of $538,084, stock based compensation of $100,000, amortization of debt discounts of $37,923, an increase in accounts payable and accrued liabilities of $214,256 and an increase in accrued officer compensation of $118,000.

During the fiscal year ended April 30, 2018, the Company had no net cash flows from investing activities.

Net cash provided by financing activities was $67,885 during the fiscal year ended April 30, 2018, which consisted of the proceeds from the sale of common stock of $10,250 and proceeds from notes payable of $57,635.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of motorcycle parts. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. For the periods presented, all sales were from online stores.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs, which were not material for the periods presented, are expensed as incurred.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

Research and Development

Research and development costs, which were $-0- and $2,521 for the years ended April 30, 2018 and 2017, respectively, are expensed as incurred.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

MANAGEMENT’S PLAN TO CONTINUE AS A GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related parties when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arazu Incorporated

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Arazu Incorporated (the “Company”) as of April 30, 2018 and 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of Arazu Incorporated as of April 30, 2018 and 2017 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September _, 2018

I have served as the Company’s auditor since 2017

ARAZU INCORPORATED
BALANCE SHEETS

ASSETS

	April 30,	April 30,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$137	$157

Total Current Assets	137	157

TOTAL ASSETS	$137	$157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	283,235	68,979
Accrued officer compensation	367,018	249,018
Notes payable	130,175	72,540
Derivative liability	56,055	18,132

Total Current Liabilities	836,483	408,669

TOTAL LIABILITIES	836,483	408,669

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 10,000,000, shares authorized,
1,000,000 and 1,000,000 shares of Series A
Preferred Stock issued and outstanding, respectively	100	100
Common stock, $0.0001 par value; 340,000,000 shares authorized,
31,209,000 and 21,004,000 shares issued
and outstanding, respectively	3,121	2,100
Additional paid-in capital	348,286	239,057
Accumulated deficit	(1,187,853)	(649,769)

Total Stockholders' Equity (Deficit)	(836,346)	(408,512)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$137	$157

The accompanying notes are an integral part of these financial statements.

ARAZU INCORPORATED
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2018	2017

NET SALES	$7,824	$8,694

COST OF SALES	7,807	2,612

GROSS MARGIN	17	6,082

OPERATING EXPENSES

Officer compensation (including stock-based compensation
of $100,000 and $-0-, respectively)	220,000	120,000
Consulting fees (including stock-based compensation of
$-0- and $6,500, respectively)	224,000	6,500
Professional fees (including stock-based compensation
of $-0- and $16,000, respectively)	45,850	17,600
Other general and administrative expenses	1,900	4,113

Total Operating Expenses	491,750	148,213

LOSS FROM OPERATIONS	(491,733)	(142,131)

OTHER INCOME (EXPENSES)

Income from derivative liability	—	—
Interest expense (including amortization of debt discount
of $37,923 and $-0-, respectively)	(46,351)	(5,803)

Total Other Income (Expenses)	(46,351)	(5,803)

NET LOSS	$(538,084)	$(147,934)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	29,937,219	20,627,973

The accompanying notes are an integral part of these financial statements.

ARAZU INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from May 1, 2016 through April 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 1, 2016	1,000,000	100	20,554,000	2,055	216,602	(501,835)	(283,078)

Common stock issued for services	—	—	450,000	45	22,455	—	22,500

Net loss for the year ended
April 30, 2017	—	—	—	—	—	(147,934)	(147,934)

Balance, April 30, 2017	1,000,000	100	21,004,000	2,100	239,057	(649,769)	(408,512)

Common stock issued for cash	—	—	205,000	21	10,229	—	10,250

Common stock issued to Company Chief
Execuitve Officer for services	—	—	10,000,000	1,000	99,000	—	100,000

Net loss for the year ended
April 30, 2018	—	—	—	—	—	(538,084)	(538,084)

Balance, April 30, 2018	1,000,000	$100	31,209,000	$3,121	$348,286	$(1,187,853)	$(836,347)

The accompanying notes are an integral part of these financial statements.

ARAZU INCORPORATED
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(538,084)	$(147,934)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation and fees	100,000	22,500
Amortization of debt discount	37,923	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	214,256	10,543
Accrued officer compensation	118,000	114,700

Net Cash Used by Operating Activities	(67,905)	(191)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock	10,250	—
Proceeds from notes payable	57,635	—

Net Cash Provided by Financing Activities	67,885	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)	(191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157	348

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137	$157

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Organization and Description of Business

Arazu Incorporated (the "Company") was incorporated on March 3, 2014 under the laws of the State of Florida and established a fiscal year end of April 30. The Company is engaged in the brand development, marketing, distribution and sale of motorcycle parts in North America, including United States of America and Canada.

b. Going Concern Uncertainty

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

At April 30, 2018, the Company had cash of $137 and negative working capital of $836,346. For the years ended April 30, 2018 and 2017, the Company incurred net losses of $538,084 and $147,934, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year end.

d. Financial Statements

The financial statements for the years ended April 30, 2018 and 2017 are audited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein.

e. Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. There were no cash equivalents for the periods presented.

f. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of motorcycle parts. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

h. Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Accounting Standards Codification (“ASC”) Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date”. The expense is recognized over the service period of the award. The Company records compensation expense based on the fair value of the award.

i. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended April 30, 2018 and 2017, advertising expense was $-0- and $-0-, respectively.

j. Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock issued and outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.

For the periods presented, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	For the Years Ended April 30,
	2018	2017

Convertible notes payable (see Note 3)	2,634,615	863,448

Total common shares issuable	2,634,615	863,448

k. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

l. Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

m. Financial Instruments

The Company follows ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

- Level 3 inputs to valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts reported in the balance sheets for cash and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	April 30,
	2018	2017

Accrued consulting fees	$247,762	$46,700
Accrued interest payable on notes payable	18,791	10,362
Advances payable – non-interest bearing, due on demand	4,253	8,687
Accounts payable	12,429	3,230
Total	$283,235	$68,979

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:
	April 30,
	2018	2017

Convertible note payable dated October 4, 2014 to David Lovatt (consultant to Company), interest at 8%, due on demand ($20,000 of the note was sold to a third party on May 5, 2017) (A)	$5,040	$25,040
Note payable dated September 10, 2015 to David Lovatt (consultant to Company), interest at 8%, due on demand (the note was sold to a third party on August 10, 2017)	—	27,500
Convertible note payable dated August 10, 2017 to Essex Global Investment Corp. (purchaser of convertible note payable dated September 10, 2015), interest at 8%, due on demand (B)	27,500	—
Convertible note payable dated May 5, 2017 to Essex Global Investment Corp. (purchaser of $20,000 of the convertible note payable dated October 4, 2014), interest at 8%, due on demand (A)	20,000	—
Note payable dated April 29, 2016 to David Lovatt (consultant to Company), interest at 8%, due on demand	20,000	20,000
Note payable dated May 16, 2017 to David Lovatt (consultant to Company), interest at 8%, due on demand	6,500	—
Note payable dated June 13, 2017 to David Lovatt (consultant to Company), interest at 8%, due on demand	15,000	—
Note payable dated August 28, 2017 to Green Light Developments, LLC (consultant to Company), interest at 8%, due on demand	13,000	—
Convertible note payable dated February 1, 2018 to Green Light Developments, LLC (consultant to Company), interest at 8%, due on demand (C)	1,200	—
Convertible note payable dated February 28, 2018 to Green Light Developments, LLC (consultant to Company), interest at 8%, due on demand (C)	2,500	—
Convertible note payable dated April 10, 2018 to Green Light Developments, LLC (consultant to Company), interest at 8%, due on demand (C)	5,000	—
Convertible note payable dated February 1, 2018 to Leah Grant, interest at 8%, due on demand (C)	1,751	—
Convertible note payable dated February 1, 2018 to Elliott Polatoff, interest at 8%, due on demand (C)	5,000	—

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

Convertible note payable dated February 1, 2018 to John Thomas PC, interest at 8%, due on demand (C)	5,000	—
Convertible note payable dated February 1, 2018 to David Lovatt (consultant to Company), interest at 8%, due on demand (C)	2,684	27,500
Total	$130,175	$72,540

(A)	At the option of the holders of the $25,040 convertible note payable dated October 4, 2014, the holder may convert all or any lesser portion of the Outstanding Principal Amount and accrued but unpaid interest into Company common stock at a conversion price equal to 58% of the lowest closing price of the previous 10 trading day’s closing prices. See Note 4, Derivative Liability.

(B)	At the option of the holder of the $27,500 convertible note payable dated August 10, 2017, the holder may convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Company common stock at a conversion price equal to 55% of the lowest trading price of the previous 10 trading day’s prices. See Note 4, Derivative Liability.

(C)	The holder of the note may convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Company common stock at a conversion price equal to 60% of the lowest closing stock price of the previous 10 trading day’s closing prices. See Note 4, Derivative Liability.

NOTE 4 - DERIVATIVE LIABILITY

The derivative liability consists of:

	April 30, 2018		April 30, 2017
	Face Value	Derivative Liability	Face Value	Derivative Liability
Convertible notes payable issued October 4, 2014, due on demand	$25,040	$18,132	$25,040	$18,132
Convertible note payable issued August 10, 2017, due on demand	27,500	22,500	—	—
Convertible notes payable issued February 1, 2018, due on demand	15,635	10,423	—	—
Convertible note payable issued February 28, 2018, due on demand	2,500	1,667	—	—
Convertible note payable issued April 10, 2018, due on demand	5,000	3,333	—	—
Totals	$75,675	$56,055	$25,040	$18,132

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Accordingly, we recorded the fair value of the embedded conversion features as a derivative liability at the issuance date of the notes. The increase (decrease) in the fair value of the derivative liability from the issuance

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

date of the notes to the measurement dates (none for the periods presented) is charged (credited) to other expense (income). The fair value of the derivative liability of the notes were measured at the issuance dates and quarterly thereafter using the Black Scholes option pricing model.

Assumptions used for the calculations of the derivative liability of the notes at April 30 2018 and April 30, 2017 include (1) stock price of $0.05 per share, (2) exercise prices ranging from $0.0275 to $0.03 per share, (3) term of 0 days, and (4) expected volatility of 290%.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

In July 2014, the Company issued 1,000,000 shares of its Series A Preferred Stock to the Company’s chief executive officer. Each share of Series A Preferred Stock has voting rights equal to 200 shares of common stock. The Series A Preferred Stock has no liquidation, dividend, or conversion rights.

Common Stock

On March 1, 2017, the Company issued a total of 450,000 shares of common stock to 7 service providers for legal and consulting services rendered to the Company. The $22,500 fair value ($0.05 per share) of the 450,000 shares of common stock was expensed on the statement of operations in the three months ended April 30, 2017.

On June 15, 2017, the Company issued 10,000,000 shares of its common stock to the Company’s chief executive officer for prior services rendered to the Company. The $100,000 agreed value ($0.01 per share) of the 10,000,000 shares of common stock was expensed on the statement of operations in the three months ended July 31, 2017.

During the three months ended July 31, 2017, the Company issued an aggregate of 205,000 shares of common stock for cash in the aggregate amount of $10,250.

NOTE 6 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  For the periods presented, the Company had no material tax positions.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At April 30, 2018 the Company had net operating loss carryforwards of approximately $866,026 that may be offset against future taxable income through 2038. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

Net deferred tax assets consist of the following components:

	April 30,
	2018	2017

Deferred tax assets:
NOL Carryover	$181,865	$158,394
Valuation allowance	(181,865)	(158,394)
Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income due to the following:

	Year Ended April 30,
	2018	2017

Expected tax at 34%	$(182,949)	$(50,298)
Non-deductible stock-based compensation	34,000	7,650
Non- deductible amortization of debt discounts	12,894	—
Remeasurement of deferred income tax assets from 34% to 21% (a)	112,584	—
Change in valuation allowance	23,471	42,648
Provision for (benefit from) income taxes	$—	$—

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $112,584 from $294,449 to $181,865 as of April 30, 2018.

For all periods presented, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  For all periods presented, the Company had no accrued interest or penalties.

All tax years remain subject to examination by major taxing jurisdictions.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Net sales and cost of sales

All revenue included in the accompanying statements of operations is from the sale of motorcycle parts supplied by a single third party located in the United Kingdom.

ARAZU INCORPORATED

Notes to the Financial Statements

For the Years ended April 30, 2018 and 2017

Commitments

Executive Employment Agreements

On March 1, 2014, the Company entered into an employment agreement with Paul Clewlow, the chief executive officer of the Company. The agreement was for a term of three years and provided for a base salary of $10,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which were payable in stock or cash at the discretion of the Board. On March 1, 2017, the Company entered into another three year employment agreement with the chief executive officer of the Company with the same terms as the March 1, 2014 Executive Employment Agreement. The Company, by a vote of a majority of the Board of Directors, may terminate the agreement at any time by providing at least 90 days written notice to the chief executive officer.

For the years ended April 30, 2018 and 2017, officer compensation expense pursuant to the Executive Employment Agreement was $120,000 and $120,000, respectively. At April 30, 2018 and April 30, 2017, accrued officer compensation due the Company’s chief executive officer pursuant to the Executive Employment Agreements was $369,017 and $249,018, respectively.

Service Contracts

On May 1, 2017, the Company entered into a Consulting Agreement with Green Light Developments, LLC, an entity controlled by David Lovatt (see Note 3). The agreement was originally for a term of twelve months, was extended for an additional 24 months in May 2018, and provides for monthly compensation of $12,000. The Company may terminate the agreement at any time by sending 90 days written notice of termination to Green Light Developments, LLC. For the year ended April 30, 2018, consulting fees expense pursuant to this Consulting Agreement was $144,000.

On May 1, 2017, the Company entered into a service agreement with Jon Spruce, a service provider of the Company. The agreement was originally for a term of twelve months, was extended for an additional 24 months in May 2018, and provides for monthly compensation of $5,000. For the year ended April 30, 2018, consulting fees expense pursuant to this service agreement was $60,000.

NOTE 8 - SUBSEQUENT EVENTS

On May 14, 2018, the Company received $7,500 cash in connection with the issuance of a $7,500 Convertible Promissory Note payable to Green Light Developments, LLC (consultant to Company). The note bears interest at 8%, is due on demand, and is convertible into Company common stock at a conversion price equal to 60% of the lowest closing stock price of the previous 10 trading day’s closing prices.

On June 12, 2018, the Company received $10,000 cash in connection with the issuance of a $15,000 Convertible Promissory Note payable to Fidelis Capital, LLC. The note bears interest at 10%, is due on June 5, 2019, and is convertible into Company common stock at a conversion price equal to 50% of the lowest trading price during the 20 day trading period prior to the Conversion Date.

On August 7, 2018, the Company received $12,000 cash in connection with the issuance of a $15,000 Convertible Promissory Note payable to Fidelis Capital, LLC. The note bears interest at 10%, is due on August 1, 2019, and is convertible into Company common stock at a conversion price equal to 50% of the lowest trading price during the 25 day trading period prior to the Conversion Date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 8, 2017, we engaged Michael T. Studer CPA P.C. (“Studer”), independent registered public accounting firm, as our independent accountant. Prior to the engagement of Studer, the Company has not consulted with Studer regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Studer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2018, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)    There were no changes in our internal control over financial reporting during the year ended April 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
30

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of April 30, 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Appointed as Executive Officer	Age	Background Information
Paul Clewlow (2014)	65	Paul Clewlow has served as the Chief Executive Office and Chairman of Arazu Inc. since its inception in March 2014. From January 2005 to present, Mr. Clewlow has served as a principal accountant at Clewlow & Co., Accountants and Certified Bookkeepers. As our sole director, Mr. Clewlow’s experience in finance and familiarity with ExactRep’s products and business qualifies him to be our sole director. Mr. Clewlow’s responsibilities for us include overseeing all aspects of our operations and financial matters. Mr. Clewlow is a resident of the United Kingdom and not of the U.S., and is located outside the U.S. Mr. Clewlow has a General and Two Advance Certification of Education from Binky Park School Coventry in England.

Director Independence

Our sole board member is not an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Directors may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2016, the Board held no in-person meetings during the fiscal year ended April 30, 2018.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Paul Clewlow is the Company’s Chief Executive Officer as well as our principal accounting and financial officer. The business background of Mr. Clewlow is detailed above.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended April 30, 2018, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended April 30, 2018 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award any stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended April 30, 2018, thus these items are omitted from the table below:

Name	Position	Year	Salary		Bonus	Stock Awards		Option	Non-equity incentive plan compensation	Non- qualified deferred compensation	All other Compensation	Total
Paul Clewlow	Chief Executive Officer	2017	$120,000	(1)	0	0		0	0	0	0	120,000
		2018	$120,000	(1)	0	$100,000	(2)	0	0	0	0	190,000

(1)	$10,000 per month salary accrued, of which $2,000 was paid in 2018 and $5,300 was paid in 2017.
(2)	On June 15, 2017, the Company issued 10,000,000 common shares of the Company to Paul Clewlow, the Company’s Chief Executive Officer in exchange for services provided to the Company. We valued the shares at $0.01 per share or $100,000.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of April 30, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END APRIL 30, 2018

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Paul Clewlow	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of September 14, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is The Office, 23 Barton Road, Market Bosworth, Warwickshire, England CV13 0LQ U.K. The following table describes the ownership of our voting securities, based on 31,209,000 shares of common stock, and 1,000,000 shares of Series A Preferred Stock issued and outstanding held by (i) each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percent of Class(3)
Paul Clewlow(4)	20,000,000	64.08%
David Lovatt	2,020,000	6.472%
Ditto Media Solutions, Inc.	2,100,000	6.729%
All officers and directors as a group (1 person)	20,000,000	64.08%

(1)     The address of each officer, director, and beneficial owner is c/o Arazu Incorporated, The Office, 23 Barton Road, Market Bosworth, Warwickshire, England CV13 0LQ U.K.

(2)     The number of shares of Common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 31,209,000 shares of common stock issued and outstanding as of September 14, 2018, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Chief Executive Officer and Chairman of the Board of Directors of the Company. Excludes 1,000,000 Series A Preferred Shares held directly by Mr. Clewlow. Although the Series A Preferred Stock carry no dividend, distribution, liquidation or conversion rights, each share of Series A Preferred Stock holds two hundred (200) votes per share. If the votes of the Series A Preferred Stock are taken into account, Mr. Clewlow would beneficially hold 95.15% of the voting securities of the Company.

DESCRIPTION OF CAPITAL STOCK

Arazu was organized as a corporation under the laws of the State of Florida on March 3, 2014. Our authorized capital stock consists of 340,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 14, 2018, there were approximately 39 record holders of our common stock. There are no outstanding options or warrants to purchase our stock.

Our Articles of Incorporation provide that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our Articles of Incorporation

As of September 14, we had 31,209,000 shares of Common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 340,000,000 shares of common stock. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on an as converted basis on all matters submitted to a vote of stockholders, including the election of directors. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

We may issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. 1,000,000 total preferred shares are issued and outstanding as of April 30, 2018 as follows:

•  1,000,000 shares of Series A Preferred Stock. Although the Series A Preferred Stock carries no dividend, distribution, liquidation or conversion rights, shares of Series A Preferred Stock issued and outstanding hold two hundred (200) votes per share. Holders of shares of Series A Preferred Stock are able to vote together with our common stockholders on all matters. Consequently, the holders of our Series A Preferred Stock are able to unilaterally control the election of our board of directors and, ultimately the direction of our Company. Additionally, so long as any shares of Series A Preferred Stock remain outstanding, we shall not, without the written consent or affirmative vote of the holders of one hundred percent (100%) of the outstanding shares of the Series A Preferred Stock, (i) amend, alter, waive, or repeal, whether by merger consolidation, combination, reclassification, or otherwise, the Articles of Incorporation, including the Certificate of Designation for Series A Preferred Stock, or our By-laws or any provisions thereof (including the adoption of a new provision thereof), and (ii) create, authorize or issue any class, series or shares of Preferred Stock or any other class of capital stock. The vote of the holders of at least one-hundred percent (100%) of the outstanding Series A Preferred Stock, voting separately as one class, shall be necessary to adopt any alteration, amendment or repeal of any provisions of this Resolution, in addition to any other vote of stockholders required by law.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Florida Anti-Takeover Laws

As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law. Section § 607.0902 (2016) of the Florida Act (the “Control Share Act”) applies to “control shares” of an “issuing public corporation.” The Control Share Act defines “control shares” as the shares of an issuing public corporation that would entitle a person to exercise voting power within any of the following ranges of voting power:

•	1/5 or more but less than 1/3 of all voting power.

•	1/3 or more but less than a majority of all voting power.

•	A majority or more of all voting power.

(FL Stat § 607.0902(1) (2016))

The Control Share Act defines an issuing public corporation as a corporation, other than a depository institution, that is organized under the laws of the state of Florida and that has all of the following:

•	100 or more shareholders.

•	Its principal place of business, its principal office, or substantial assets in the state of Florida.

Either:

•	more than 10% of its shareholders residing in the state of Florida;

•	more than 10% of its shares owned by Florida residents; or

•	1,000 shareholders residing in the state of Florida.

(FL Stat § 607.0902(4)(a) (2016))

Any person who proposes to make or has made a control share acquisition (as defined in the Control Share Act) may deliver an acquiring person statement to the public corporation. The statement must contain:

•	The identity of the acquiring person and each other member of any group of which the person belongs to.

•	A statement that the acquisition statement is given under the Control Share Act.

•	The number of shares of the public corporation owned by the acquiring person and each other member of the group.

•	The range of voting power under which the control share acquisition falls, if completed.

If the control share acquisition has not taken place:

•	a description in reasonable detail of the proposed control share acquisition; and

•	a statement by the acquiring person stating that the acquisition is not contrary to law and that the acquiring person has the financial capacity to make the proposed control share acquisition.

(FL Stat § 607.0902(6) (2016))

After the acquiring person statement has been delivered to the corporation, the corporation must call a meeting of the shareholders to vote on the proposed acquisition. The proposed acquisition must be approved by each voting group entitled to vote, voting separately, by a majority of the votes entitled to be cast by that group (excluding all interested shares). (FL Stat § 607.0902(8) (2016))

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2018, the Board held no formal meetings during the fiscal year ended April 30, 2018.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 3, 2014, and June 15, 2017 respectively, the Company issued an aggregate of 20,000,000 common shares of the Company to Paul Clewlow, the Company’s Chief Executive Officer in exchange for services provided to the Company. We valued the shares at $0.0001 and $0.01 per share or an aggregate of $100,100. On July 24, 2014, we issued 1,000,000 shares of our series A Preferred Stock to Paul Clewlow in exchange for services rendered to us. We valued these shares at $0.001 per share or $1,000. On March 3, 2014, we entered into a three-year employment agreement with Mr. Clewlow whereby we agreed to pay him a base salary of $10,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. During the period from March 3, 2014 (inception) to April 30, 2018, we paid cash to Mr. Clewlow of $132,982. Remaining amounts due under the agreement accrued.

Our principal executive offices are made available by Paul Clewlow, our Chief Executive Officer. To date, we have not paid any rent to Mr. Clewlow for our 500 square foot office located at The Office, 23 Barton Road, Market Bosworth, Warwickshire, England CV13 0LQ U.K. Additionally, Mr. Clewlow provides all office related equipment and communication lines. If we obtain sufficient financing, we intend to find an alternative office facility and enter a long-term office lease at prevailing market rates.

Director Independence

The Company’s sole board member Paul Clewlow is not considered an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add an independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered public accounting firm Michael T. Studer CPA P.C. for the years ended April 30, 2018 and 2017.

	2018	2017
Audit Fees	$12,500	$20,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$12,500	$20,000

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Articles of Incorporation of Arazu Incorporated (incorporated by reference to Exhibit 3.1 to Form S-1 filed on August 4, 2014).
3.2	Bylaws of Arazu Incorporated (incorporated by reference to Exhibit 3.3 to Form S-1 filed on August 4, 2014).
10.1.	Form of Indemnification Agreement
14.1	Code of Ethics for the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Clewlow.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul Clewlow.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARAZU INCORPORATED

/s/ Paul Clewlow
Dated: September 19, 2018	By: Paul Clewlow, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Paul Clewlow	Chief Executive Officer and Director	September 19, 2018
Paul Clewlow

